Form 10-K
period 2007-12-31
GS Auto Loan Trust 2007-1
filed 2008-03-31
CIK 1402377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from           to


                     Commission File Number: 333-132001-02

                            GS AUTO LOAN TRUST 2007-1
          (Exact Name of Issuing Entity as Specified in its Charter)

                   GOLDMAN SACHS ASSET BACKED SECURITIES CORP.
              (Exact Name of Depositor as Specified in its Charter)

                         GOLDMAN SACHS MORTGAGE COMPANY
               (Exact Name of Sponsor as Specified in its Charter)


State of Delaware                                            51-6589574
(State or Other Jurisdiction of Organization                 02-0678069
of the Registrant and the Issuing Entity)         (IRS Employer Identification
                                                   Nos. of Issuing Entity and
                                                    Registrant, respectively)
85 Broad Street
New York, New York                                           10004
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:  (212) 902-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.              Yes [ ]   No  [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.     Yes [ ]   No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

       Large accelerated filer   [ ]
       Accelerated filer         [ ]
       Non-accelerated filer [X] (Do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).      Yes [ ]    No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents incorporated by Reference:  None.

                                     PART I


         THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

         (A) Item 1.  Business.

         (B) Item 1A. Risk Factors.

         (C) Item 2.  Properties.

         (D) Item 3.  Legal Proceedings.

         (E) Item 4.  Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

         Not applicable.

                                     PART II


         THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

         (A)  Item 5.  Market for Registrant's Common Equity, Related
                       Stockholder Matters and Issuer Purchases of Equity Securities.

         (B)  Item 6.  Selected Financial Data.

         (C)  Item 7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.

         (D)  Item 7A. Quantitative and Qualitative Disclosures About Market
                       Risk.

         (E)  Item 8.  Financial Statements and Supplementary Data.

         (F)  Item 9.  Changes in and Disagreements With Accountants on
                       Accounting and Financial Disclosure.

         (G)  Item 9A. Controls and Procedures.

Item 9B. Other Information.

         Not applicable.

                                    PART III

         THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

         (A)  Item 10. Directors, Executive Officers and Corporate Governance.

         (B)  Item 11. Executive Compensation.

         (C)  Item 12. Security Ownership of Certain Beneficial Owners and
                       Management and Related Stockholder Matters.

         (D)  Item 13. Certain Relationships and Related Transactions, and
                       Director Independence.

         (E)  Item 14. Principal Accounting Fees and Services.





                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules.

         (a)    (1)   Not Applicable.

                (2)   Not Applicable.

                (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

         (b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

         (c)    Not Applicable.

    SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J
                                 TO FORM 10-K:
               ---------------------------------------------------

Item 1112(b) of Regulation AB. Significant Obligor of Pool Assets (Financial Information).

     No single obligor represents 10% or more of the pool of assets held by the issuing entity.


Items 1114(b)(2) of Regulation AB. Credit enhancement and other support, except for certain derivatives instruments (information regarding significant enhancement providers).

     No entity or group of affiliated entities provides any external credit enhancement or other support for the notes within this transaction as described in Item 1114(a) of Regulation AB.


ITEM 1115(B) of Regulation AB. Certain derivatives instruments (financial information).

     No  entity  or  group  of  affiliated   entities  provides  any  derivative
instruments or other support for the notes under Item 1115 of Regulation AB.


Item 1117 of Regulation AB.  Legal Proceedings.

     Except as set forth in the following paragraph, the registrant knows of no legal proceedings pending against any of Goldman Sachs Mortgage Company (the Sponsor and Servicer), Goldman Sachs Asset Backed Securities Corp. (the Depositor), GS Auto Loan Trust 2007-1 (the Issuing Entity), the Bank of New York (the Indenture Trustee), Wilmington Trust Company (the Owner Trustee), Ford Motor Credit Company, The Huntington National Bank or Fidelity Bank, or of which any property of the foregoing is the subject, that is material to security holders of GS Auto Loan Trust 2007-1. No such proceedings are known by the issuing entity to be contemplated by governmental authorities.

     The Huntington National Bank (the "Bank") has provided the registrant with the following disclosure:

        The Huntington National Bank ("Huntington"), servicer and originator of certain receivables in the pool of receivables owned by GS Auto Loan Trust 2007-1, is subject to various legal proceedings that arise from time to time in the ordinary course of its business. There is no legal proceeding pending against Huntington, including any proceeding known by Management of Huntington to be contemplated by governmental authorities, which Management of Huntington believes would be material to the security holders of GS Auto Loan Trust 2007-1. This response is provided as of March 26, 2008.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

     The information regarding this Item has been previously disclosed in a 424(b)(5) filed on June 21, 2007 (Commission File No. 333-132001-02).


Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

     The Servicer, The Bank of New York (the Indenture Trustee), Ford Motor Credit Company, The Huntington National Bank and Fidelity Bank (collectively, the "Servicing Parties") have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a "Servicing Assessment Report"), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an "Attestation Report") by a registered public accounting firm, which reports are also attached as exhibits to this Form 10-K. None of the Servicing Assessment Reports nor the Attestation Reports provided by any of the Servicing Parties has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party, except as noted in the following two paragraphs:

     As set forth in Exhibit 33.5A to this Form 10-K, The Bank of New York, in its capacity as the Indenture Trustee for the Issuing Entity ("BNY"), disclosed material instances of noncompliance with Item 1122(d)(2)(i) of Regulation AB and its action to remediate such noncompliance, in each case at the platform level. As set forth in Exhibit 33.5B to this Form 10-K, BNY has notified the Depositor that the servicing criteria under Item 1122(d)(2)(i) were not items that BNY was required to perform in its capacity as Indenture Trustee for the Issuing Entity and, as a result, neither BNY nor KPMG LLP uncovered any errors or omissions relating to the GS Auto Loan Trust 2007-1 transaction in their examination of the platform.

     As set forth in Exhibit 33.4 to this Form 10-K, Fidelity Bank has disclosed the following:

     The Purchase and Servicing  Agreement  ("Agreement")  between Fidelity
     Bank ("Seller and Servicer") and GS Whole Loan Trust VI ("Purchaser") dated February 2, 2007, provides that a one-month extension of payments on any automobile loan is allowed for each 12 months of consecutive payments.


     Seller and Servicer's policy provides that a one month extension may be allowed after the first seven months if, in the opinion of the collection staff, the extension will maximize the probability that the obligor will make all other payments due on time and will result in the collection of all principal and interest.

     Likewise, Servicer's policy provides that an additional one month extension may be allowed at any time within the twelve month period following the last one month extension if, in the opinion of the collection staff, the obligor will make all other payments due on time and will result in the collection of all principal and interest.

     The extension exception between the Agreement and the servicing policies was discovered in the management review related to Regulation AB. Further testing determined that fifty-two automobile loans had extensions under these exception conditions. The majority of these loans continued to perform satisfactorily after being granted an extension.

     As of December 31, 2007, thirty-nine of the loans were current or less than thirty days past due, two were thirty to fifty-nine days past due, three had been paid in full, four had been repossessed and charged-off, three had been repossessed but the collateral not yet sold, and one had been assigned for repossession.

     All extensions going forward will adhere to the Agreement unless different instructions are provided by the Purchaser.


Item 1123 of Regulation AB.  Servicer Compliance Statement.

     The Servicer, Ford Motor Credit Company and The Huntington National Bank have each been identified by the Depositor as servicers with respect to the asset pool held by the Issuing Entity. Each of the Servicer, Ford Motor Credit Company and The Huntington National Bank has completed a statement of compliance with the applicable servicing agreement (each a "Compliance Statement"), in each case signed by an authorized officer of the applicable party. The Compliance Statements are attached as exhibits to this Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Depositor has duly caused this report to be signed on behalf of the undersigned, hereunto duly authorized.

Date: March 31, 2008                  GOLDMAN SACHS ASSET BACKED
                                      SECURITIES CORP.

                                      By:  /s/ Curtis Probst
                                      ----------------------
                                      Name: Curtis Probst
                                      Title: Vice President*

                                    * Curtis Probst is the senior officer in
                                      charge of securitization of Goldman
                                      Sachs Asset Backed Securities Corp.


Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

None

                               INDEX TO EXHIBITS
----------------- ----------------------------------------------------------
Exhibit No.       Document Description
---------------------------------------------------------------------------
Exhibit 31.1      Certification Pursuant to Section 302(a) of the
                  Sarbanes-Oxley Act of 2002 (Depositor)
Exhibit 33.1      Report on Assessment with Compliance with Servicing
                  Criteria for Asset-Backed Securities (Goldman Sachs
                  Mortgage Company)
Exhibit 33.2      Report on Assessment with Compliance with Servicing
                  Criteria for Asset-Backed Securities (The Huntington
                  National Bank)
Exhibit 33.3      Report on Assessment with Compliance with Servicing
                  Criteria for Asset-Backed Securities (Ford Motor Credit
                  Company)
Exhibit 33.4      Report on Assessment with Compliance with Servicing
                  Criteria for Asset-Backed Securities (Fidelity Bank)
Exhibit 33.5A     Report on Assessment with Compliance with Servicing
                  Criteria for Asset-Backed Securities (Bank of
                  New York)
Exhibit 33.5B     Letter from The Bank of New York to Goldman Sachs Asset
                  Backed Securities Corp.
Exhibit 34.1      Annual Independent Accountant's Report in Respect of
                  Servicing for the year ended December 31, 2007
                  (Goldman Sachs Mortgage Company)
Exhibit 34.2      Report of Independent Registered Public Accounting Firm in
                  Respect of Servicing for the year ended December 31, 2007
                  (The Huntington National Bank)
Exhibit 34.3      Annual Independent Accountant's Report in Respect of
                  Servicing for the year ended December 31, 2007 (Ford Motor
                  Credit Company)
Exhibit 34.4      Annual Independent Accountant's Report in Respect of
                  Servicing for the year ended December 31, 2007
                  (Fidelity Bank)
Exhibit 34.5      Annual Independent Accountant's Report in Respect of
                  Servicing for the year ended December 31, 2007 (Bank of New York)
Exhibit 35.1      Annual Servicer's Statement as to Compliance for the year
                  ended December 31, 2007 (Goldman Sachs Mortgage Company)
Exhibit 35.2      Annual Servicer's Statement as to Compliance for the year
                  ended December 31, 2007 (The Huntington National Bank)
Exhibit 35.3      Annual Servicer's Statement as to Compliance for the year
                  ended December 31, 2007 (Ford Motor Credit Company)